Form 10-K
period 2006-12-31
Citigroup Mortgage Loan Trust 2006-CB3
filed 2007-03-29
CIK 1357536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006
                                       OR
[ ]     TRANSITION REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from           to

                                        Commission File Number: 333-127834-14

                       CITIGROUP MORTGAGE LOAN TRUST INC.
             (Exact name of registrant as specified in its charter)

                     CITIGROUP MORTGAGE LOAN TRUST 2006-CB3
                                (Issuing Entity)

                       CITIGROUP MORTGAGE LOAN TRUST INC.
              (Exact name of Depositor as specified in its charter)

               CREDIT-BASED ASSET SERVICING AND SECURITIZATION LLC (Exact name of Sponsor as specified in its charter)

         Delaware                                            01-0791848
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

390 Greenwich Street
New York, New York                                               10013
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (212) 816-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents Incorporated by Reference.

         None.

PART I

Item 1.  Business.

         Omitted.

Item 1A. Risk Factors.

         Omitted.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Omitted.

Item 3.  Legal Proceedings.

         Omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Omitted.

Item 6.  Selected Financial Data.

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Omitted.

Item 8.  Financial Statements and Supplementary Data.

         Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Omitted.

Item 9A. Controls and Procedures.

         Omitted.

Item 9B. Other Information.

         None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         Omitted.

Item 11. Executive Compensation.

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

         Omitted.

Item 14. Principal Accounting Fees and Services.

         Omitted.

                 ADDITIONAL DISCLOSURE ITEMS FROM REGULATION AB

Item 1112(b) of Regulation AB,
         Significant Obligor Financial Information

         Not Applicable.

Item 1114(b)(2) and Item 1115(b) of Regulation AB,
         Significant Enhancement Provider Financial Information

         Not Applicable.

Item 1117 of Regulation AB,
         Legal Proceedings

         There are no legal proceedings pending, or proceedings known to be contemplated by governmental authorities, against the sponsor, the depositor, the servicer, the trustee, or the trust, or any property thereof, that is material to the holders of certificates.

Item 1119 of Regulation AB,
         Affiliations  and  Certain Relationships and Related Transactions

         Information required by Item 1119 was provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933, under the same Central Index Key (CIK) code as this annual report on Form 10-K. No material changes to such information have occurred since the initial Rule 424 filing.


Item 1122 of Regulation AB,
         Compliance with applicable Servicing Criteria

         (a) See Item 15, exhibits (33) and (34).

         (b) LITTON LOAN SERVICING LP

               The assessment of compliance of Litton Loan Servicing LP ("Litton") has disclosed material noncompliance with criteria 1122(d)(2)(vii)(D) and 1122(d)(4)(ix). Certain investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on eleven of sixty-three investor bank account reconciliations. The sum of the reconciling items for those eleven reconciliations was $216,950. Also, among a sample of sixty-five adjustable rate mortgages there were two instances where certain adjustable rate mortgages for which the interest rate reset in the servicing system did not agree to interest rates in the appropriate source index per the borrowers note documents. These were the result of incorrect information transferring from the prior servicer. Additionally, the same sixty-five mortgages included one instance where the adjustable rate mortgage payment change date in the servicing system did not match the loan documents.

             JPMorgan Chase Bank, N.A.

               During the Reporting Period, the Company has identified the following material instances of noncompliance the Applicable Servicing Criteria.

                    CFR Item 1122(d)(3)(i): Certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented.

                    CFR   Item   1122(d)(3)(ii):    Certain   monthly   investor
                    distributions contained errors as to amounts due to certain investors.

               Such assessment also indicates that all such errors and omissions were corrected and appropriate measures were taken to avoid similar errors and omissions. As of October 1, 2006, substantially all of the functions performed by JPMorgan Chase Bank, National Association were transferred to and assumed by The Bank of New York Trust Company, N.A.

Item 1123 of Regulation AB,
         Servicer Compliance Statement

         (a)    See Item 15, exhibit (35).


PART IV

Item 15. Exhibits, Financial Statement Schedules.

         (a)(3) Exhibits

   Exhibit No.  Description

       4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on April 17, 2006)
      10.1      Change of trustee (filed as an exhibit to Form 8-K on October 5,
                2006)
      31.1      Rule 13a-14(d)/15d-14(d) Certification
      33.1 Report on Assessment of Compliance with Regulation AB Servicing Criteria - (Litton Loan Servicing LP)
      33.2      Assertion of Compliance With Applicable Servicing Criteria
                (The Bank of New York & The Bank of New York Trust Company)
      33.3 Management's Report on Assessment of Compliance with Applicable Servicing Criteria - (JPMorgan Chase Bank, N.A.)
      34.1 Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)
      34.2      Report of Independent Registered Public Accounting Firm
                (Ernst & Young LLP)
      34.3 Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)
      35.1      Servicer Compliance Statement

         (b)    See 15(a)(3).

         (c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Citigroup Mortgage Loan Trust 2006-CB3

                By: LITTON LOAN SERVICING LP, as Servicer

                By: /s/ Elizabeth Folk
                    --------------------------------------
              Name: Elizabeth Folk
             Title: Senior Vice President and Chief Financial Officer
                    (senior officer in charge of the
                    servicing function of the servicer)

              Date: March 29, 2007


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                  EXHIBIT INDEX

Exhibit         Description

  4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on April 17, 2006)

 10.1           Change of trustee (filed as an exhibit to Form 8-K on October 5,
                2006)

 31.1           Rule 13a-14(d)/15d-14(d) Certification

 33.1 Report on Assessment of Compliance With Regulation AB Servicing Criteria - (Litton Loan Servicing LP)

 33.2 Assertion of Compliance With Applicable Servicing Criteria - (The Bank of New York and The Bank of New York Trust Company)

 33.3 Management's Report on Assessment of Compliance with Applicable Servicing Criteria - (JPMorgan Chase Bank, N.A.)

 34.1 Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

 34.2           Report of Independent Registered Public Accounting Firm
                (Ernst & Young LLP)

 34.3 Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)

 35.1           Servicer Compliance Statement

                                  EXHIBIT 31.1
                                ----------------
                     Rule 13a-14(d)/15d-14(d) Certification


                                  CERTIFICATION

                     Citigroup Mortgage Loan Trust 2006-CB3

     I, Elizabeth Folk, Senior Vice President and Chief Financial Officer of Litton Loan Servicing LP, certify that:

1. I have reviewed the report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Citigroup Mortgage Loan Trust 2006-CB3, (the "Exchange Act Periodic Reports");

2. Based on my knowledge, the Exchange Act Periodic Reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act Periodic Reports;

4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act Periodic Reports, the servicers have fulfilled their obligations under the pooling and servicing agreement in all material respects; and

5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: The Bank of New York
(custodian), JPMorgan Chase Bank, N.A. (trustee), and The Bank of New York (trustee).

Date:    March 29, 2007



        /s/ Elizabeth Folk
        -------------------------
Name:   Elizabeth Folk
Title:  Senior Vice President and Chief Financial Officer
        (senior officer in charge of the
        servicing function of the servicer)

        Litton Loan Servicing LP

                                  EXHIBIT 33.1
                                ----------------

Litton Loan Servicing                                    4828 Loop Central Drive
                                                                Houston TX 77081
                                                         Telephone  713-966-8966
                                                               Fax  713-218-4595
                                                              www.littonloan.com


                       Report on Assessment of Compliance
                      With Regulation AB Servicing Criteria

Litton  Loan  Servicing  LP  (the   "Servicer")  is  responsible  for  assessing
compliance as of and for the year ended December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), except for the criteria set forth in Sections 1122(d)(4)(xv), 1122(d)(3)(i)(C) and 1122(d)(3)(ii) regarding the waterfall calculation (which are the responsibility of the Trustee), 1122(d)(4)(i) and 1122(d)(4)(ii) (which are the responsibility of the Custodian), and 229.1122(d)(1)(iii) in the CFR, which the Servicer has concluded is not applicable to the servicing activities it performs with respect to the asset-backed securities transactions covered by this report (the Applicable Servicing Criteria"). The transactions covered by this report include the asset-backed securities transactions, which were completed after January 1, 2006, and that were registered with the SEC pursuant to the Securities Act of 1933 or were not required to be registered (the "Platform") for which Litton Loan Servicing LP served as servicer.


The Servicer has assessed its compliance with the Applicable Servicing Criteria as of and for the year ended December 31, 2006 and has concluded that it has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole, except as disclosed on Exhibit A.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the year ended December 31, 2006.


Date: February 27, 2007

LITTON LOAN SERVICING LP, as Servicer


By:     S: Elizabeth Folk
        -----------------------------
        Elizabeth Folk
        Senior Vice President and
        Chief Financial Officer



                                    Exhibit A

                           Instances of Non-Compliance
                      With Regulation AB Servicing Criteria


The Servicer has assessed its compliance with the Applicable Servicing Criteria as of and for the year ended December 31, 2006, and has concluded that it has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole, except as disclosed below:


Reconciliations   for   Asset-Backed   Securities   Related   Bank   Account   -
1122(d)(2)(vii)(D)

Our investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on eleven of sixty-three investor bank account reconciliations selected for testing. The sum of the reconciling items for those eleven reconciliations was $216,950.


Adjustments   to  Interest   Rates  for  Pool  Assets  With  Variable   Rates  -
1122(d)(4)(ix)

Our testing of sixty-five adjustable rate mortgages revealed two instances where certain adjustable rate mortgages for which the interest rate reset in the servicing system did not agree to interest rates in the appropriate source index per the borrower's note documents. These were the result of incorrect information transferring from the prior servicer. Additionally, the same sixty-five mortgages selected for testing included one instance where the adjustable rate mortgage payment change date in the servicing system did not agree to the loan documents.

                                  EXHIBIT 33.2
                                ----------------


           ASSERTION OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

The Bank of New York and The Bank of New York Trust Company, N.A. (collectively, the "Company") provides this platform-level assessment of compliance with the servicing criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission.

Management has determined that the following servicing criteria are applicable in regards to the following servicing platform for the following period:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent or custodial services. The platform includes like kind transactions for which the Company provided trustee, securities administrator, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions.

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required by the related transaction agreements as to any transaction, except for the following criteria: 1122 (d) (1)(ii), (iii), (iv),
(4) (iv), (v), (vi), (vii), (viii), (ix), (x), (xi), (xii) and (xiii).

Period: Twelve months ended December 31, 2006.

With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

- The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

- The  Company has assessed  compliance with the  Applicable Servicing Criteria.

- As of December 31, 2006 and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.


Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


        The Bank of New York                    The Bank of New York
        The Bank of New York Trust              The Bank of New York Trust
            Company, N.A.                           Company, N.A.

        By: /s/ Robert L. Griffin               By: /s/ Patrick J. Tadie
            ----------------------                  ----------------------
            Robert L. Griffin                       Patrick J. Tadie
            Authorized Signer                       Authorized Signer


March 1, 2007

                                  EXHIBIT 33.3
                                ----------------

                                 JPMorgan Chase

              Management's Report on Assessment of Compliance with
                          Applicable Servicing Criteria

     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of September 30, 2006 and for the period from January 1, 2006 through September 30, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements and excluding the criteria set forth in 17 CFR 229.1122(d) (1)(ii)-(iv), (2)(iii), (2)(vi), (4)(i)-(ii), and (4)(iv)-(xiv)
which the Asserting Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers certain asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit card receivables, dealer floor plans, retail installment contracts and manufactured housing contracts for which transactions the Asserting Party performs the Applicable Servicing Criteria as trustee, securities administrator or paying agent that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the reporting period (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that, other than as identified on Appendix B, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, stating that the Asserting Party has complied with the Applicable Servicing Criteria, except for material instances of non-compliance identified on Appendix B, as of September 30, 2006 and for the Reporting Period.

JPMorgan Chase Bank, National Association

/s/ Kelly A. Mathieson
-----------------------
Kelly A. Mathieson, Managing Director
Date:  March 14, 2007


--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
                         BA Master Credit Card Trust II
                   Capital Auto Receivables Asset Trust 2006-1
                      Capital One Auto Finance Trust 2006-A
                      Capital One Auto Finance Trust 2006-B
                Capital One Prime Auto Receivables Trust, 2006-1
                      Centex Home Equity Loan Trust 2006-A
                          Chase Auto Owner Trust 2006-A
                          Chase Auto Owner Trust 2006-B
          Chase Credit Card Master Trust, Series 1996-2 (Class A and B)
          Chase Credit Card Master Trust, Series 1996-3 (Class A and B)
                  Chase Credit Card Master Trust, Series 2001-1
                  Chase Credit Card Master Trust, Series 2001-2
                  Chase Credit Card Master Trust, Series 2001-4
                  Chase Credit Card Master Trust, Series 2001-6
                  Chase Credit Card Master Trust, Series 2002-1
                  Chase Credit Card Master Trust, Series 2002-3
                  Chase Credit Card Master Trust, Series 2002-5
                  Chase Credit Card Master Trust, Series 2002-7
                  Chase Credit Card Master Trust, Series 2003-1
                  Chase Credit Card Master Trust, Series 2003-2
                  Chase Credit Card Master Trust, Series 2003-3
                  Chase Credit Card Master Trust, Series 2003-4
                  Chase Credit Card Master Trust, Series 2003-5
                  Chase Credit Card Master Trust, Series 2003-6
                  Chase Credit Card Master Trust, Series 2004-1
                  Chase Credit Card Master Trust, Series 2004-2
                   Chase Mortgage Finance Trust Series 2006-A1
                   Chase Mortgage Finance Trust Series 2006-S1
                   Chase Mortgage Finance Trust Series 2006-S2
                          ChaseFlex Trust Series 2006-1
                          ChaseFlex Trust Series 2006-2
                     Citigroup Mortgage Loan Trust 2006-CB3
                           CNH Equipment Trust 2006-A
                           CNH Equipment Trust 2006-B
             CWHEQ Revolving Home Equity Loan Trust, Series 2006- F
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-A
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-C
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-D
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-E
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-G
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
                        DaimlerChrysler Auto Trust-2006-A
            Ford Credit Floorplan Master Owner Trust A, Series 2006-3
            Ford Credit Floorplan Master Owner Trust A, Series 2006-4
                      GMACM Home Equity Loan Trust 2006-HE1
                      GMACM Home Equity Loan Trust 2006-HE2
                      GMACM Home Equity Loan Trust 2006-HE3
                      GMACM Home Equity Loan Trust 2006-HE4
                        GMACM Home Loan Trust 2006-HLTV1
                       GMACM Mortgage Loan Trust 2006-AR2
                            GS Auto Loan Trust 2006-1
                          GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-12
                          GSAA Home Equity Trust 2006-3
                          GSAA Home Equity Trust 2006-5
                          GSAA Home Equity Trust 2006-6
                          GSAA Home Equity Trust 2006-9
                         GSR Mortgage Loan Trust 2006-4F
                    Honda Auto Receivables 2006-1 Owner Trust
                     IXIS Real Estate Capital Trust 2006-HE1
                     IXIS Real Estate Capital Trust 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                 J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Trust 2006-ACC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CW1
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE2
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                 J.P. Morgan Mortgage Acquisition Trust 2006-RM1
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC2
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC3
                    Nationstar Home Equity Loan Trust 2006-B
                   Newcastle Mortgage Securities Trust 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-2
                 NovaStar Mortgage Funding Trust, Series 2006-3
                NovaStar Mortgage Funding Trust, Series-2006-MTA1
                Origen Manufactured Housing Contract Trust 2006-A
                 Ownit Mortgage Loan Trust, Series 2006-1 Trust
                 Popular ABS Mortgage Pass-Through Trust 2006-A
                 Popular ABS Mortgage Pass-Through Trust 2006-B
                 Popular ABS Mortgage Pass-Through Trust 2006-C
                 Popular ABS Mortgage Pass-Through Trust 2006-D
                           RAAC Series 2006-SP1 Trust
                           RAAC Series 2006-SP2 Trust
                           RAAC Series 2006-SP3 Trust
                           RAMP Series 2006-RS1 Trust
                           RAMP Series 2006-RS2 Trust
                           RAMP Series 2006-RS3 Trust
                           RAMP Series 2006-RS4 Trust
                           RAMP Series 2006-RS5 Trust
                           RAMP Series 2006-RZ1 Trust
                           RAMP Series 2006-RZ2 Trust
                           RAMP Series 2006-RZ3 Trust
                           RAMP Series 2006-RZ4 Trust
                          RFMSII Series 2006-HSA1 Trust
                      The Home Equity Loan Trust 2006-HSA2
                      The Home Equity Loan Trust 2006-HSA3
                      The Home Equity Loan Trust 2006-HSA4
                      The Home Equity Loan Trust 2006-HSA5
                          The Home Loan Trust 2006-HI1
                          The Home Loan Trust 2006-HI2
                          The Home Loan Trust 2006-HI3
                          The Home Loan Trust 2006-HI4
                          USAA Auto Owner Trust 2006-1
                          USAA Auto Owner Trust 2006-2

--------------------------------------------------------------------------------
                                   APPENDIX B
--------------------------------------------------------------------------------
                       Material Instances of Noncompliance

During the Reporting Period, the Company has identified the following material instances of noncompliance the Applicable Servicing Criteria.

     CFR  Item   1122(d)(3)(i):   Certain  monthly   investor   reports  omitted
     information required by the transaction agreements and/or contained errors in the information presented.

     CFR Item 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

                               Remediation Efforts

Errors and omissions were corrected and appropriate measures were taken to avoid similar errors and omissions.
--------------------------------------------------------------------------------


        Management's Report on Assessment of Compliance with Applicable
                               Servicing Criteria

     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of October 1, 2006 and for the period from October 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements excluding the criteria set forth in 17 CFR 229.1122(d)
(1)(i)-(iv),  (2)(i)-(vi),  (3)(i)-(iv),  and  (4)(i)-(xv),  which the Asserting
Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by residential mortgages and home equity loans, auto loans, credit cards, dealer floor plans, retail installment contracts and manufactured housing contracts for which transactions the Asserting Party performs the applicable servicing criteria, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were either (1) issued during the calendar year ending December 31, 2006 or (2) issued prior to the calendar year ending December 31, 2006 and remain subject to the reporting requirements under the Securities and Exchange Act of 1934, as amended (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

JPMorgan Chase Bank, National Association

/s/ Brian Goldman
------------------------------------
Brian Goldman, Senior Vice President
Date:  March 12, 2007


--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
                         BA Master Credit Card Trust II
                   Capital Auto Receivables Asset Trust 2006-1
                   Capital Auto Receivables Asset Trust 2006-2
                      Capital One Auto Finance Trust 2006-A
                      Capital One Auto Finance Trust 2006-B
                      Capital One Auto Finance Trust 2006-C
                 Capital One Prime Auto Receivables Trust 2006-2
                Capital One Prime Auto Receivables Trust, 2006-1
                      Centex Home Equity Loan Trust 2006-A
                          Chase Auto Owner Trust 2006-A
                          Chase Auto Owner Trust 2006-B
          Chase Credit Card Master Trust, Series 1996-2 (Class A and B)
          Chase Credit Card Master Trust, Series 1996-3 (Class A and B)
                  Chase Credit Card Master Trust, Series 2001-1
                  Chase Credit Card Master Trust, Series 2001-2
                  Chase Credit Card Master Trust, Series 2001-4
                  Chase Credit Card Master Trust, Series 2001-6
                  Chase Credit Card Master Trust, Series 2002-1
                  Chase Credit Card Master Trust, Series 2002-3
                  Chase Credit Card Master Trust, Series 2002-5
                  Chase Credit Card Master Trust, Series 2002-7
                  Chase Credit Card Master Trust, Series 2003-1
                  Chase Credit Card Master Trust, Series 2003-2
                  Chase Credit Card Master Trust, Series 2003-3
                  Chase Credit Card Master Trust, Series 2003-4
                  Chase Credit Card Master Trust, Series 2003-5
                  Chase Credit Card Master Trust, Series 2003-6
                  Chase Credit Card Master Trust, Series 2004-1
                  Chase Credit Card Master Trust, Series 2004-2
                   Chase Mortgage Finance Trust Series 2006-A1
                   Chase Mortgage Finance Trust Series 2006-S1
                   Chase Mortgage Finance Trust Series 2006-S2
                   Chase Mortgage Finance Trust Series 2006-S3
                   Chase Mortgage Finance Trust Series 2006-S4
                          ChaseFlex Trust Series 2006-1
                          ChaseFlex Trust Series 2006-2
                     Citigroup Mortgage Loan Trust 2006-CB3
                           CNH Equipment Trust 2006-A
                           CNH Equipment Trust 2006-B
             CWHEQ Revolving Home Equity Loan Trust, Series 2006- F
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-A
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-C
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-D
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-E
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-G
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-I
                        DaimlerChrysler Auto Trust-2006-A
            Ford Credit Floorplan Master Owner Trust A, Series 2006-3
            Ford Credit Floorplan Master Owner Trust A, Series 2006-4
                    GE Equipment Midticket LLC, Series 2006-1
                      GMACM Home Equity Loan Trust 2006-HE1
                      GMACM Home Equity Loan Trust 2006-HE2
                      GMACM Home Equity Loan Trust 2006-HE3
                      GMACM Home Equity Loan Trust 2006-HE4
                      GMACM Home Equity Loan Trust 2006-HE5
                        GMACM Home Loan Trust 2006-HLTV1
                       GMACM Mortgage Loan Trust 2006-AR2
                            GS Auto Loan Trust 2006-1
                          GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-12
                          GSAA Home Equity Trust 2006-3
                          GSAA Home Equity Trust 2006-5
                          GSAA Home Equity Trust 2006-6
                          GSAA Home Equity Trust 2006-9
                         GSR Mortgage Loan Trust 2006-4F
                    Honda Auto Receivables 2006-1 Owner Trust
                     IXIS Real Estate Capital Trust 2006-HE1
                     IXIS Real Estate Capital Trust 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                 J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Trust 2006-ACC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CH1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CH2
                 J.P. Morgan Mortgage Acquisition Trust 2006-CW1
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE2
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE3
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                 J.P. Morgan Mortgage Acquisition Trust 2006-RM1
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC2
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC3
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC4
                    Nationstar Home Equity Loan Trust 2006-B
                   Newcastle Mortgage Securities Trust 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-2
                 NovaStar Mortgage Funding Trust, Series 2006-3
                NovaStar Mortgage Funding Trust, Series-2006-MTA1
                Origen Manufactured Housing Contract Trust 2006-A
                 Ownit Mortgage Loan Trust, Series 2006-1 Trust
                 Popular ABS Mortgage Pass-Through Trust 2006-A
                 Popular ABS Mortgage Pass-Through Trust 2006-B
                 Popular ABS Mortgage Pass-Through Trust 2006-C
                 Popular ABS Mortgage Pass-Through Trust 2006-D
                 Popular ABS Mortgage Pass-Through Trust 2006-E
                           RAAC Series 2006-SP1 Trust
                           RAAC Series 2006-SP2 Trust
                           RAAC Series 2006-SP3 Trust
                           RAMP Series 2006-RS1 Trust
                           RAMP Series 2006-RS2 Trust
                           RAMP Series 2006-RS3 Trust
                           RAMP Series 2006-RS4 Trust
                           RAMP Series 2006-RS5 Trust
                           RAMP Series 2006-RZ1 Trust
                           RAMP Series 2006-RZ2 Trust
                           RAMP Series 2006-RZ3 Trust
                           RAMP Series 2006-RZ4 Trust
                          RFMSII Series 2006-HSA1 Trust
                      The Home Equity Loan Trust 2006-HSA2
                      The Home Equity Loan Trust 2006-HSA3
                      The Home Equity Loan Trust 2006-HSA4
                      The Home Equity Loan Trust 2006-HSA5
                          The Home Loan Trust 2006-HI1
                          The Home Loan Trust 2006-HI2
                          The Home Loan Trust 2006-HI3
                          The Home Loan Trust 2006-HI4
                          USAA Auto Owner Trust 2006-1
                          USAA Auto Owner Trust 2006-2

                                  EXHIBIT 34.1
                                ----------------


A REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Litton Loan Servicing LP:

We have examined Litton Loan Servicing LP ("the Company's") compliance with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Asset Backed Securities Platform ("the Platform") described in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(iii), 1122 (d)(3)(i)(C), 1122 (d)(3)(ii) regarding the waterfall calculation, 1122 (d)(4)(i), 1122 (d)(4)(ii), and 1122 (d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB applicable to the Company during the year ended December 31, 2006:

* 1122(d)(2)(vii)-Reconciliations contain exceptions for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days as specified in the transaction agreements. Our testing of reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on eleven of sixty-three investor bank account reconciliations selected for testing. The net of these reconciling items for those eleven reconciliations was $216,950.

* 1122(d)(4)(ix)-Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents. Our testing of sixty-five adjustable rate mortgages revealed two instances for which the interest rate reset in the servicing system did not agree to the interest rates in the appropriate servicing index per the borrower's note documents. These were the result of incorrect information transferring from the prior servicer. Additionally, the same sixty-five mortgages selected for testing included one instance where the adjustable rate mortgage payment change date in the servicing system did not agree to the loan documents.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned applicable servicing criteria for the Asset Backed Securities Platform as of and for the year ended December 31, 2006.


S:\ Deloitte & Touche LLP
-------------------------
Houston, Texas
February 27, 2007

                                  EXHIBIT 34.2
                                ----------------


        Report of Independent Registered Public Accounting Firm


Board of Directors
The Bank of New York

We have examined management's assertion, included in the accompanying Management's Report on Assertion of Compliance with Applicable Servicing Criteria that The Bank of New York and The Bank of New York Trust Company, N.A., (collectively, the "Company"), complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the publicly issued (i.e. transaction-level reporting initially required under the Securities and Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent, or custodial services (the "Platform") as of and for the year ended December 31, 2006 except for criteria 1122(d)(1)(ii)-(iv), and 1122(d)(4)(iv)-(xiii), which the Company has determined are not applicable to the activities performed by them with respect to the servicing Platform covered by this report. The Platform includes like-kind transactions for which the Company provided trustee, securities administration, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone
Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as applicable, as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.


                                                /s/ Ernst & Young LLP
                                                ----------------------
March 1, 2007

                                  EXHIBIT 34.3
                                ----------------


             Report of Independent Registered Public Accounting Firm


To the Board of Directors of JPMorgan Chase Bank, National Association

We have examined  JPMorgan Chase Bank,  National  Association's  (the "Company")
compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB as of September 30, 2006 and for the period from January 1, 2006 to September 30, 2006 (the "Reporting Period") for the asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit card receivables, dealer floor plans, retail installment contracts and manufactured housing contracts that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the Reporting Period (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, excluding criteria 1122(d)(1)(ii)-(iv), 1122(d)(2)(iii), 1122(d)(2)(vi), 1122(d)(4)(i)-(ii), and 1122(d)(4)(iv)-(xiv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with the servicing criteria set forth in Items 1122(d)(3)(i) and 1122(d)(3)(ii) of Regulation AB applicable to the Company during the period from January 1, 2006 to September 30, 2006. Certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented and certain monthly investor distributions contained errors as to the amounts due to certain investors.

In our opinion, except for the material noncompliance described in the preceding paragraph, JPMorgan Chase Bank, National Association complied with the aforementioned applicable servicing criteria as of and for the period ended September 30, 2006 for the Platform, in all material respects.


/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
March 14, 2007



             Report of Independent Registered Public Accounting Firm

To the Board of Directors of JPMorgan Chase Bank, National Association

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d)of the Securities and Exchange Commission's Regulation AB as of December 31, 2006 and for the period from October 1, 2006 to December 31, 2006 (the "Reporting Period") for the asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit cards, dealer floor plans, retail installment contracts and manufactured housing contacts, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vi), 1122(d)(3)(i)-(iv) and 1122(d)(4)(i)-(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the JPMorgan Chase Bank, National Association complied with the aforementioned applicable servicing criteria as of and for the period ended December 31, 2006 for the Platform is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
March 12, 2007

                                  EXHIBIT 35.1
                                ----------------

Litton Loan Servicing                                    4828 Loop Central Drive
                                                                Houston TX 77081
                                                         Telephone  713-966-8966
                                                               Fax  713-218-4595
                                                              www.littonloan.com


                          SERVICER COMPLIANCE STATEMENT

                     Citigroup Mortgage Loan Trust 2006-CB3

The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding calendar year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement in all material respects for 2006, except as disclosed below:

Reconciliations   for   Asset-Backed   Securities   Related   Bank   Account   -
1122(d)(2)(vii)(D)

     Our investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on eleven of sixty-three investor bank account reconciliations selected for testing. The sum of the reconciling items for those eleven reconciliations was $216,950.

Adjustments   to  Interest   Rates  for  Pool  Assets  With  Variable   Rates  -
1122(d)(4)(ix)

     Our testing of sixty-five adjustable rate mortgages revealed two instances where certain adjustable rate mortgages for which the interest rate reset in the servicing system did not agree to interest rates in the appropriate source index per the borrower's note documents. These were the result of incorrect information transferring from the prior servicer. Additionally, the same sixty-five mortgages selected for testing included one instance where the adjustable rate mortgage payment change date in the servicing system did not agree to the loan documents.


Date: February 27, 2007


                                S: Elizabeth Folk
                                ----------------------------------
                                Elizabeth Folk
                                Senior Vice President and
                                Chief Financial Officer
                                Litton Loan Servicing LP